Form 10-Q
period 2008-09-30
ACCELERATED ACQUISITIONS II INC
filed 2008-11-12
CIK 1430175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of November 1, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ACCELERATED ACQUISITIONS II, INC.

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheet as of September 30, 2008	F-1

	Statements of Operations for the three months ended September 30, 2008 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2008	F-2

	Statements of Cash Flows for the Cumulative Period from Inception
	(February 15, 2008) to September 30, 2008	F-3

	Notes to Financial Statements	F-4 – F-8

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4A(T).	Controls and Procedures

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	4

Signatures		5

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
BALANCE SHEET
(unaudited)

September 30
2008
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$1,191

TOTAL ASSETS	$1,191

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accounts payable	$1,315

TOTAL LIABILITIES

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500
Additional paid-in capital	7,500
Deficit accumulated during the development stage	(8,124)

TOTAL STOCKHOLDER’S EQUITY	124

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY	$1,191

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended Sept. 30, 2008	For the Cumulative Period from Inception (February 15, 2008) through Sept. 30, 2008

REVENUE	$-	$-

General and administrative expenses	2,565	8,124

NET PROFIT/(LOSS)	$(2,565)	$(8,124)

BASIC AND DILUTED NET LOSS PER SHARE	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000	5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

For the Cumulative Period from Inception (February 15, 2008) through Sept. 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(8,124)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in accounts payable	1,315
Net cash used in operating activities	(6,809)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	8,000
Net cash provided by financing activities	8,000

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	1,191

Cash and cash equivalents at beginning of period	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$1,191

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $8,124, used cash from operations of $6,809 since its inception, and has negativeworking capital of $124 at September 30, 2008. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
SEPTEMBER 30, 2008

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

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2008

NOTE 2	-	CAPITAL STOCK (Continued):

On February 15, 2008, the Company issued 5,000,000 shares of Common stock at a purchase price of $.0016 per share, for an aggregate purchase price of $8,000.00.

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
SEPTEMBER 30, 2008

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
SEPTEMBER 30, 2008

NOTE 4	-	INTERIM FINANCIAL STATEMENTS:

The accompanying Interim Financial Statements have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Registration Statement on Form 10SB.

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

Results of Operations

For the three months ending September 30, 2008, the Company had no activities that produced revenues from operations.

For the three months ending September 30, 2008, the Company had no revenues and incurred general and administrative expenses of $2,565.

For the period from inception (February 15, 2008) through September 30, 2008, the Company had no activities that produced revenues from operations and had a net loss of $(8,124), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10SB filed in March 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $1,191, comprised exclusively of cash and cash equivalents. The Company had current liabilities of $1,315 as of September 30, 2008, comprising an account payable to its financial printer.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 15, 2008) through September 30, 2008

Operating activities	$(6,809)
Investing activities	-
Financing activities	$8,000

Net effect on cash	$1,191

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

Since our Registration Statement on Form 10SB became effective, our officers and sole director have had limited contact or discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2008. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 10, 2008
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