Form 10-K
period 2008-12-31
ACCELERATED ACQUISITIONS II INC
filed 2009-03-26
CIK 1430175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53137

Accelerated Acquisitions II, Inc.
(Exact name of registrant as specified in its charter)

Delaware	26-2012628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

122 Ocean Park Blvd., Suite 307, Santa Monica, CA 90405

 (Address of principal executive offices)
(310) 396-1691

(Registrant’s telephone number, including area code)

 Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

 (Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller Reporting Company ☒
   (Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐

As of December 31, 2008, there were no non-affiliate holders of common stock of the Company.

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of February 27, 2009, there were 5,000,000 shares of common stock, par value $.0001, outstanding.

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Accelerated Acquisitions II, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1. Description of Business.

Accelerated Acquisitions II, Inc. (“we”, “us”, “our”, the "Company" or the "Registrant") was incorporated in the State of Delaware on February 15, 2008. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination and has made no efforts to identify a possible business combination. As a result, the Company has not conducted negotiations or entered into a letter of intent concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company. The Company selected December 31 as its fiscal year end.

The Company is currently considered to be a "blank check" company. The U.S. Securities and Exchange Commission (the “SEC”) defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The analysis of new business opportunities will be undertaken by or under the supervision of the Company’s management.  As of this date the Company has not entered into any definitive agreement with any party, nor have there been any specific discussions with any potential business combination candidate regarding business opportunities for the Company.  The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

         (a)           Potential for growth, indicated by new technology, anticipated market expansion or new products;

         (b)           Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

         (c)           Strength and diversity of management, either in place or scheduled for recruitment;

         (d)           Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

         (e)           The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

         (f)            The extent to which the business opportunity can be advanced;

         (g)           The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

         (h)           Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

FORM OF ACQUISITION

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The sole stockholder of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, the Company's sole director may resign and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our officers and sole director are engaged in outside business activities and anticipates that he will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B.  Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2. Description of Property.

The Company neither rents nor owns any properties. The Company utilizes the office space and equipment of its management at no cost. Management estimates such amounts to be immaterial.  The Company currently has no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

To the best knowledge of our officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of February 27, 2009, there was 1 holder of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $.0001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

Dividend Policy

                    The Company has not declared or paid any cash dividends on its common stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2008.

On February 22, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLCfor an aggregate investment of $8,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

No securities have been issued for services. Neither the Registrant nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.  Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had a total of $691 in assets, comprised of.  The Company had $3,527 current liabilities as of December 31, 2008.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2008, for the period from February 15, 2008 (Inception) to December 31, 2008.

For the Cumulative Period from Inception February 15, 2008 to December 31, 2008
Net Cash (Used in) Operating Activities	$(7,309)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$8,000
Net Increase (Decrease) in Cash and Cash Equivalents	$691

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from February 15, 2008 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the period from inception (February 15, 2008) to December 31, 2008, the Company had a net loss of $10,836, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s Registration Statement on Form 10 and Quarterly Reports on Form 10-Q.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

ACCELERATED ACQUISITIONS II, INC.
A DEVELOPMENT STAGE COMPANY
DECEMBER 31, 2008

TABLE OF CONTENTS

Page(s)

Report of Independent Registered Public Accounting firm	F - 2

Financial Statements:

Balance Sheet as of December 31, 2008	F - 3

Statements of Operations for the Period From Inception (February 15, 2008) toDecember 31, 2008	F - 4

Statements of Stockholder’s Deficiency for the Period from
Inception (February 15, 2008) through December 31, 2008	F - 5

Statements of Cash Flows for the Period from Inception (February 15, 2008) toDecember 31, 2008	F - 6

Notes to Financial Statements	F - 7 to F - 11

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of Accelerated Acquisitions II, Inc. (a development stage company) as of December 31, 2008 and the related statements of operations, stockholder's deficiency and cash flows for the period from inception (February 15, 2008) toDecember 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as, evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  (a development stage company) as of December 31, 2008 and the results of its operations and its cash flows for the period from inception (February 15, 2008) to December 31, 2008in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred a loss since inception, has a net accumulated deficit and may be unable to raise further equity.These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co

Hackensack, New Jersey
March 24, 2009

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
BALANCE SHEETS

	December 31, 2008

ASSETS
CURRENT ASSETS:
Cash		$691

TOTAL CURRENT ASSETS:		$691

TOTAL ASSETS		$691

LIABILITIES AND STOCKHOLDER’S DEFICIENCY

CURRENT LIABILITIES:	$
Accrued expenses		3,527
TOTAL CURRENT LIABILITIES		3,527
STOCKHOLDER’S DEFICIENCY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding as of December 31, 2008		500
Additional paid-in capital		7,500
Deficit accumulated during the development stage		(10,836)

TOTAL STOCKHOLDER’S DEFICIENCY		(2,836)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY		$691

See notes to financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS

For the period from inception (February 15, 2008) to December 31, 2008

REVENUE	$-

General and administrative expenses	10,836

NET (LOSS)	$(10,836)

BASIC AND DILUTED NET (LOSS) PER SHARE	$(.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	5,000,000

See notes to financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
STATEMENTS OF STOCKHOLDER’S DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency
BALANCE AT INCEPTION (FEBRUARY 15, 2008)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	7,500	-	8,000
Net (loss)	-	-	-	-	-	(10,836)	(10,836)
BALANCE AT DECEMBER 31, 2008	-	-	5,000,000	500	7,500	(10,836)	(2,836)

See notes to financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS

For the period from inception (February 15, 2008) to December 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(10,836)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Changes in operating assets and liabilities:
Increase in accounts payable	3,527
Net cash used in operating activities	(7,309)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	8,000
Net cash provided by financing activities	8,000

NET (DECREASE) INCREASE IN CASH	691

Cash at beginning of period	-

CASH AT END OF PERIOD	$691

See notes to financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2008

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

The Company is currently in the development stage.  All activities of the Company to date relate to its organization, initial funding, share issuances and regulatory compliance.

(b)       Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $10,836, used cash from operations of $7,309 since its inception, and has a negative working capital of $2,836at December 31, 2008.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2008

NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        (Continued):

(e)       Income Taxes (continued):

Deferred tax assets consist of the following:	2008
Deferred Tax assets:
Net operating loss carry forwards	$10,836

Gross deferred tax asset	10,836

Less: Valuation allowance	(10,836)

Net deferred tax asset	$-

In assessing the ability to realize deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. Based upon the level of historical losses and projections of future taxable income over the periods in which the deferred tax assets are deductible, a full valuation allowance has been provided as management believes that it is more likely than not, based upon available evidence, that the deferred tax assets will not be realized.

As of December 31, 2008, the Company has federal and states net operating loss carry forwards of $10,836. The federal and state net operating loss carry forwards will begin to expire in 2027. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2008

NOTE 2    -    CAPITAL STOCK:

The total number of shares of capital stock which the Company has authority to issue is 110,000,000. These shares aredivided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”).  The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

Holders of shares of Common stockare  entitled to cast one vote for each share held at all stockholder’s meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

No holder of shares of stock of any class shall be entitled as a matter of right to subscribe for or purchase or receive any part of any new or additional issue of shares of stock of any class, or of securities convertible into shares of stock of any class, whether now hereafter authorized or whether issued for money, for consideration other than money, or by way of dividend.

On February 22, 2008, the Company issued 5,000,000 shares of Common stock to Accelerated Venture Partners, LLC at a purchase price of $.0016 per share, for an aggregate purchase price of $8,000.

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

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2008

NOTE 3    -    RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year. Currently this pronouncement has no effect on the Company’s financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits entities to choose to measure, on an item-by-item basis, specified financial instruments and certain other items at fair value.  Unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each reporting date.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, the provisions of which are required to be applied prospectively.  Currently this pronouncement has no effect on the Company’s financial statements.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The intention of the company is to carry out an acquisition or a reverse merger activity.  The pronouncement will impact the Company in the event such a transaction consummates. The Company is currently evaluating the impact of adopting SFAS. No 141R on its financial statements.

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

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2008

NOTE 3    -    RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162"). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non governmental entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy). Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The adoption of Statement No. 162 is not expected to materially impact the Company’s financial position or results of operations.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s President, Principal Financial Officer and Secretary, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report.  Based on that evaluation, the Company’s management including the President, Principal Financial Officer and Secretary, concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K, were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms.

Evaluation of Internal Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended December 31, 2008, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s sole officer and director:

Name	Age	Position

Timothy J. Neher	42	President, Secretary, Treasurer and director

Timothy J. Neher, has been the President, Secretary and sole director of the Company since its founding in February 2008. He is the former Chief Executive Officer of Wherify Wireless, Inc., a California corporation (“Wherify”), having founded the company in 1998. Previously, he had more than a decade of experience developing and marketing new consumer products. He served as Chief Executive Officer of Wherify from 1998 to July 2005. He served as Chief Executive Officer and a Director of Wherify from July 2005 until February 2007 and as Chairman of the Board until November 2007. Prior to launching Wherify, Mr. Neher served as the Vice President of Marketing and Sales for CTH Consumer Plastic, Inc. where he worked from 1992 to 1998. From 1988 to 1992, Mr. Neher was Vice President of Operations for Windy City Product Development.  Mr. Neher is also the President, Secretary and sole director of Accelerated Acquisitions I, Inc., Accelerated Acquisitions III, Inc., Accelerated Acquisitions IV, Inc. and Accelerated Acquisitions V, Inc.   Mr. Neher does not have an employment agreement with the Company.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)   Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Registrant during the past five years.

Compliance with Section 16(a) of the Exchange Act

              Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended December 31, 2008 and written representations that no other reports were required, the Company believes that no person who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of the Company’s common stock failed to comply with all Section 16(a) filing requirements during such fiscal years.

Code of Ethics

We have not adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions in that our sole officer and director serve in these capacities.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee. The Company does not have a qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert.  The Company intends to continue to search for a qualified individual for hire.

Item 11. Executive Compensation.

The Company’s officers and sole director have not received any cash remuneration since inception. He will not receive any remuneration until the consummation of an acquisition. No remuneration of any nature has been paid for on account of services rendered by a director in such capacity.  Our sole officer and director intends to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, the Company has adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. There are no understandings or agreements regarding compensation our management will receive after a business combination that is required to be disclosed, or otherwise.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

Director Compensation

We do not currently pay any cash fees to our directors, nor do we pay directors’ expenses for attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following table sets forth, as of February 22, 2008, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who beneficially own more than 5% of the outstanding shares of common stock of the Company. Unless otherwise set forth below, each of the stockholders has an address located at c/o Accelerated Venture Partners, LLC, 1840 Gateway Drive, Suite 200, Foster City, CA 94404.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Class

Accelerated Venture Partners, LLC. (1)	5,000,000		100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

Timothy J. Neher (3)	5,000,000	(2)	100%
1840 Gateway Drive, Suite 200 Foster City, CA 94404

All Officers and	5,000,000	(2)	100%
Directors as a group
(1 individual)

(1)	Accelerated Venture Partners, LLC, a Delaware limited liability company, is currently owned by Timothy J. Neher, who serves as its Managing Member.

(2)
Represents shares of common stock owned by Accelerated Venture Partners, LLC. Mr. Neher may be deemed the indirect beneficial owner of these shares of common stock since he has sole voting and investment control over the shares.

(3)	Mr. Neher is President, Secretary, Treasurer and sole director of the Company.

(b)   The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services

Paritz & Co. (“Paritz”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed or to be billed by Paritz for professional services rendered for the audit of our annual financial statements and limited review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $4,500 for the period from February 15, 2008 (Inception) to December 31, 2008.

Audit-Related Fees

There were no fees billed or to be filled by Paritz for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the period from February 15, 2008 (Inception) to December 31, 2008.

Tax Fees

There were no fees billed or to be filled by Paritz for professional services for tax compliance, tax advice, and tax planning or the period from February 15, 2008 (Inception) toDecember 31, 2008.

All Other Fees

There were no fees billed or to be billed by Paritz for other products and services for the period from February 15, 2008 (Inception) to December 31, 2008.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2 23.1	By-laws Consent of Independent Accountants

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2008

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*  Filed as an exhibit to the Company's registration statement on Form 10, as filed with the Securities and Exchange Commission on March 19, 2008 and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 24, 2009	ACCELERATED ACQUISITIONS II, INC.

	By:	/s/ Timothy J. Neher
Timothy J. Neher
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: March 24, 2009	By:	/s/ Timothy J. Neher
Timothy J. Neher

Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Title	Date

/s/ Timothy J. Neher	President and Sole Director	March 24, 2009
Timothy J. Neher	Chief Executive Officer