Form 10-Q
period 2009-03-31
ACCELERATED ACQUISITIONS II INC
filed 2009-05-12
CIK 1430175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of May 1, 2009.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

ACCELERATED ACQUISITIONS II, INC.

- INDEX -

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
BALANCE SHEETS

	March 31	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$691	$691

TOTAL ASSETS	$691	$691

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	$2,527	$3,527
Shareholder advances	2,750	-

TOTAL LIABILITIES	$5,277	$3,527

STOCKHOLDER’S DEFICIT:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 5,000,000 shares issued and outstanding	500	500
Additional paid-in capital	7,500	7,500
Deficit accumulated during the development stage	(12,586)	(10,836)

TOTAL STOCKHOLDER’S DEFICIT	(4,586)	(2,836)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$691	$691

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended Mar 31, 2009		For the Cumulative Period from Inception (February 15, 2008) through Mar. 31, 2009

REVENUE		$-		$-

General and administrative expenses		1,750		12,136

NET LOSS		$(1,750)		$(12,136)

BASIC AND DILUTED NET LOSS PER SHARE	$	$(0.00)	$	$(0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		5,000,000		5,000,000

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended Mar 31, 2009	For the Cumulative Period from Inception (June 27, 2008) through Mar 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(1,750)	$(12,586)
Increase (decrease) in accounts payable	(1,000)	2,527
Net cash used by operating activities	(2,750)	(10,059)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	8,000
Shareholder Advances	2,750	2,750
Net cash provided by financing activities	2,750	10,750

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	691

Cash and cash equivalents at beginning of period	691	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$691	$691

See notes to unaudited financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $12,586, used cash from operations of $10,059 since its inception, and has negative working capital of $4,586 at March 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
MARCH 31, 2009

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

Holders of shares of Common stock shall be entitled to cast one vote for each share held at all stockholders’ meetings for all purposes, including the election of directors. The Common Stock does not have cumulative voting rights.

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
MARCH 31, 2009

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
MARCH 31, 2009

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

Effective January 1, 2009, the Company adopted Financial Accounting Standards Board's (FASB) Statement No. 160 (FAS 160), “Noncontrolling Interests in Consolidated Financial Statements – an Amendment of ARB No. 51.” FAS 160 changed the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity.  FAS 160 required retrospective adoption of the presentation and disclosure requirements for existing minority interests.  All other requirements of FAS 160 will be applied prospectively.  The adoption of FAS 160 did not have a material impact on the Corporation’s financial statements.

ACCELERATED ACQUISITIONS II, INC.
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2009

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

All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Annual Report for the period ended December 31, 2008 and its Registration Statement on Form 10.

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

Results of Operations

For the three months ending March 31, 2009, the Company had no activities that produced revenues from operations.

For the three months ending March 31, 2009, the Company had no revenues and incurred general and administrative expenses of $1,750.

For the period from inception (February 15, 2008) through March 31, 2009, the Company had no activities that produced revenues from operations and had a net loss of $(12,586), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in March 2008 and other SEC-related compliance matters..

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $691 comprised exclusively of cash. The Company had current liabilities of $5,277 as of March 31, 2009.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 15, 2008) through March 31, 2009

Operating activities	$(10,059)
Investing activities	-
Financing activities	$10,750

Net effect on cash	$691

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

Item 4A(T). CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2009. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

32	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 11, 2009
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