Form 10-Q/A
period 2009-09-30
ACCELERATED ACQUISITIONS II INC
filed 2010-01-21
CIK 1430175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
A Development Stage Company
BALANCE SHEETS

	September 30	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$691	$691

TOTAL ASSETS	$691	$691

LIABILITIES AND STOCKHOLDER’S EQUITY

CURRENT LIABILITIES
Accrued expenses	$4,966	$3,527
Shareholder advances	3,650	-

TOTAL LIABILITIES	$8,616	$3,527

STOCKHOLDER’S EQUITY:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.001 par value; 100,000,000 shares authorized; 25,500,000 and 5,000,000 shares issued and outstanding at September 30, 2009 and December 31, 2008, respectively	2,550	500
Additional paid-in capital	7,700	7,500

Deficit accumulated during the development stage	(15,925)	(10,836)
	5,675	(2,836)
Stock subscription receivable	(2,250)	-

TOTAL STOCKHOLDER’S DEFICIT	(7,925)	(2,836)

TOTAL LIABILITIES AND STOCKHOLDER’S EQUITY (DEFICIT)	$691	$691

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

see accompanying notes to financial statements
.

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

Item 4A(T). CONTROLS AND PROCEDURES

a.           Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the times periods specified in the Securities and Exchange Commission rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  It was determined that such controls and procedures were not effective because the Company failed to provide an evaluation of its disclosure controls and procedures in its originally filed Form 10-Q for the period ended September 30, 2009 in accordance with Item 307 of Regulation S-K. While the omission was an oversight, the Company recognizes that the failure to make the required disclosure could be indicative of an overall ineffectiveness in the Company’s disclosure controls and procedures in general.  As a result, the mere fact that the disclosure required by Item 307 was not made requires that the Company conclude that for the period reported such controls were not effective.

Remediation Measures.  The Company has now re-examined its disclosure controls and procedures to ensure that such examination is carried out on a going forward basis in the manner required by Rule 13a-15 and thereafter reported in accordance with Item 307.

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

Dated: January 20, 2010
REMUDA INVESTMENT CORPORATION

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