Form 10-K
period 2009-12-31
ACCELERATED ACQUISITIONS II INC
filed 2010-04-13
CIK 1430175

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(D) of the Securities Exchange Act of 1934

for the fiscal year ended December 31, 2009

☐ Transition Report Under Section 13 or 15(D) of the Securities Exchange Act of 1934

for the transition period from _______________ to _______________

Commission File Number:  000-53137

REMUDA INVESTMENT CORPORATION

(fka Accelerated Acquisitions II, Inc.)
(Exact name of small Business Issuer as specified in its charter)

Delaware	26-2012628
(State or other jurisdiction of incorporation or	(IRS Employer Identification No.)
organization)

1330 Post Oak Blvd., Suite 1600
Houston, TX	77056
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, including area code: (713) 975-9602

n/a

Former address if changed since last report

Securities registered under Section 12(b) of the Exchange Act:   None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, par value $0.0001 per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☒ Yes ☐ No

State issuer's revenues for its most recent fiscal year: $0.00

As of March 5, 2010, there is no applicable market value for the Company’s Common Stock.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 23,500,000 shares of common stock as of March 30, 2010.

TABLE OF CONTENTS

FORWARD LOOKING STATEMENTS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”), including ”Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 regarding future events and the future results of Remuda Investment Corporation and its consolidated subsidiaries (the “Company”) that are based on management’s current expectations, estimates, projections and assumptions about the Company’s business. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “sees,” “estimates” and variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements due to numerous factors, including, but not limited to, those discussed in the “Risk Factors” section in Item 1A, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and elsewhere in this Report as well as those discussed from time to time in the Company’s other Securities and Exchange Commission filings and reports. In addition, such statements could be affected by general industry and market conditions. Such forward-looking statements speak only as of the date of this Report or, in the case of any document incorporated by reference, the date of that document, and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of this Report. If we update or correct one or more forward-looking statements, investors and others should not conclude that we will make additional updates or corrections with respect to other forward-looking statements.

PART I

ITEM 1.	BUSINESS.

Background

Remuda Investment Corporation (formerly, Accelerated Acquisitions II, Inc.) (“the Company”) was incorporated in the state of Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. On August 14, 2009, the Company changed its name to Remuda Investment Corporation.  On September 1, 2009, the Company determined to change its business plan.   The Company now intends to invest in mortgage loans throughout the United States. The Company also intends to purchase performing, sub-performing and non-performing commercial and residential mortgages at discounts from face value, but there is no guarantee that it may be able to do so. The Company’s then intends to liquidate the mortgages.

The Company is currently in the development stage and has not commenced operations. All activities of the Company to date relate to its organization, initial funding and share issuances.

Employees

As of December 31, 2009, the Company had no employees.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 30, 2010, there were 23,500,000 shares outstanding owned by 3 holders of record of the Common Stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended December 31, 2009.

On February 22, 2008, the Registrant sold 5,000,000 shares of Common Stock to Accelerated Venture Partners, LLCfor an aggregate investment of $8,000.00.  The Registrant sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

On June 5, 2009, Robert M. Dunn and Ronald C. Redd each agreed to acquire 10,250,000 shares of the Company’s common stock par value $0.0001 (20,500,000 shares in the aggregate) for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 2,000,000 of their 5,000,000 shares of the Company’s common stock par value $0.0001 for cancellation.  Following these transactions, each of Messrs. Dunn and Rudd owned 43.61% of the Company’s 23,500,000 issued and outstanding shares of common stock par value $0.0001 and the interest of Accelerated Venture Partners, LLC was reduced to approximately 12.76% of the total issued and outstanding shares.

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

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

The Company intends to invest in mortgage loans throughout the United States. The Company also intends to purchase performing, sub-performing and non-performing commercial and residential mortgages at discounts from face value, but there is no guarantee that it may be able to do so. The Company’s then intends to liquidate the mortgages.

The Company is currently in the development stage and has not commenced operations. All activities of the Company to date relate to its organization, initial funding and share issuances.

The Company currently does not engage in any business activities that provide cash flow.  Until the Company commences operations, we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating various business opportunities.

We believe we will be able to meet these costs primarily through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors. There is no guarantee that we will be able to access any funding or that the funding we access will be sufficient in amount to sustain our operations or that such funds may be accessed on terms which are beneficial to the Company.

Liquidity and Capital Resources

As of December 31, 2009, the Company had a total of $0.  The Company had $9,628 current liabilities as of December 31, 2009.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2009.

Year Ended December 31, 2009
Net Cash (Used in) Operating Activities	$(3,650)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$2,959
Net Increase (Decrease) in Cash and Cash Equivalents	$(691)

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from February 15, 2008 (Inception) to December 31, 2009.  It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain.  There is no guarantee that the Company will ever commence operations.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

For the fiscal year ended December 31, 2009, the Company had a net loss of $6,792, consisting of legal, accounting, audit, filing and other professional service fees incurred in relation to the filing of the Company’s required reports with the U.S. Securities and Exchange Commission.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Seasonality

Our operating results are not affected by seasonality.

Inflation

Our business and operating results are not affected in any material way by inflation.

Critical Accounting Policies

The Securities and Exchange Commission issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" suggesting that companies provide additional disclosure and commentary on their most critical accounting policies.  In Financial Reporting Release No. 60, the Securities and Exchange Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain.  The nature of our business generally does not call for the preparation or use of estimates.  Due to the fact that the Company does not have any operating business, we do not believe that we do not have any such critical accounting policies.

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

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

We have audited the accompanying balance sheets of Remuda Investment Corporation (formerly known as Accelerated Acquisitions II, Inc.) (a development stage company) as of December 31, 2009 and December 31, 2008 and the related statements of operations, stockholder's deficiency and cash flows for the year ended December 31, 2009, the period from inception (February 15, 2008) to December 31, 2008 and the period from inception (February 15, 2008) to December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of  (a development stage company) as of December 31, 2009 and December 31, 2008 and the results of its operations and its cash flows for the year ended December 31, 2009, the period from inception (February 15, 2008) to December 31, 2008 and the period from inception (February 15, 2008) to December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Paritz & Co, PA

Hackensack, New Jersey
March 30, 2010

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
A Development Stage Company
BALANCE SHEETS

	December 31	December 31,
	2009	2008
	(audited)	(audited)
ASSETS

CURRENT ASSETS:
Cash	$-	$691

TOTAL ASSETS	$-	$691

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$6,669	$3,527
Shareholder advances	2,959	-

TOTAL LIABILITIES	$9,628	$3,527

STOCKHOLDER’S EQUITY:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding	-	-
Common stock, $.0001 par value; 100,000,000 shares authorized; 23,500,000 and 5,000,000 shares issued and outstanding at December 31, 2009 and December 31, 2008, respectively	2,350	500
Additional paid-in capital	7,700	7,500

Deficit accumulated during the development stage	(17,628)	(10,836)
	(7,578)	(2,836)
Stock subscription receivable	(2,050)	-

TOTAL STOCKHOLDER’S DEFICIT	(9,628)	(2,836)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$691

See accompanying notes to financial statements.

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
 (A Development Stage Company)
Statements of Operations

	Fiscal Year Ended December 31, 2009	Fiscal Year Ended December 31, 2008 (*)	Feb 15, 2008 (Inception) through December 31, 2009

Revenues	$-	$-	$-

Operating Expenses
General and administrative	6,792	10,836	17,178

Net Operating Expenses	6,792	10,836	17,178

Net Loss	$(6,792)	$(10,836)	$(17,178)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	15,643,836	5,000,000

  (*)  Partial year from February 15, 2008 (Date of Inception) to December 31, 2008

see accompanying notes to financial statements.

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
 (A Development Stage Company)
 STATEMENTS OF STOCKHOLDER’S DEFICIENCY

	Preferred Stock		Common Stock		Additional Paid-in	(Deficit) Accumulated During the Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficit
BALANCE AT INCEPTION (FEBRUARY 15, 2008)	-	$-	-	$-	$-	$-	$-
Issuance of common stock	-	-	5,000,000	500	7,500	-	8,000
Net (loss)	-	-	-	-	-	(10,836)	(10,836)
BALANCE AT DECEMBER 31, 2008	-	$-	5,000,000	$500	$7,500	$(10,836)	$(2,836)
Issuance of common stock	-	-	20,500,000	2,050	-	-	2,050
Cancellation of common stock	-	-	(2,000,000)	(200)	200	-	-
Stock subscription receivable	-	-	-	-	-	-	(2,050)
Net (loss)	-	-	-	-	-	(6,792)	(6,792)

BALANCE AT DECEMBER 31, 2009	-	$-	23,500,000	$2,350	$7,500	$(17,628)	$(9,628)

See accompanying notes to financial statements.

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
A Development Stage Company
STATEMENTS OF CASH FLOWS

	For the Fiscal Year ended December 31, 2009	For the Fiscal year ended December 31, 2008 (*)	For the Cumulative Period from Inception (February 15, 2008) through December 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,792)	(10,836)	$(17,628)
Increase in accounts payable	3,142	3,527	6,669
Net cash used by operating activities	(3,650)	(7,309)	(10,959)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	2,050	8,000	10,050
Cancellation of common stock	(200)	-	(200)
Additional paid-in capital	200	-	200
Stock subscription receivable	(2,050)	-	(2,050)
Shareholder Advances	2,959	-	2,959
Net cash provided by financing activities	2,959	8,000	10,959

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(691)	691	-

Cash and cash equivalents at beginning of period	691	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	691	$-

(*)  Partial year from February 15, 2008 (Date of Inception) to December 31, 2008

See accompanying notes to financial statements.

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

(b)           Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10.

(c)           Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $17,628, used cash from operations of $10,959 since its inception, and has negative working capital of $9,628 at December 31, 2009. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

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

(e)           Cash and Cash Equivalents:

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.  The Company had no cash equivalents at December 31, 2009

(f)           Income Taxes:

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
DECEMBER 31, 2009, 2009

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

On June 5, 2009, Robert M. Dunn and Ronald C. Red each agreed to acquire 10,250,000 shares of the Company’s common stock (20,500,000 shares in the aggregate) for a price of $0.0001 per share.  At the same time, Accelerated Venture Partners, LLC agreed to tender 2,000,000 of its 5,000,000 shares of the Company’s common stock for cancellation.

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

As a result of the Company’s implementation of the Codification during the year ended December 31, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, the Company will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

REMUDA INVESTMENT CORPORATION
(Formerly known as ACCELERATED ACQUISITIONS II, INC.)
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 2009

NOTE 3    -         RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

Subsequent Events

(Included in ASC 855 “Subsequent Events”, previously SFAS No. 165 “Subsequent Events”)

ASC 855 established general standards of accounting for and disclosure of events that occur after the balance sheet date, but before the financial statements are issued or available to be issued (“subsequent events”). An entity is required to disclose the date through which subsequent events have been evaluated and the basis for that date. For public entities, this is the date the financial statements are issued. ASC 855 does not apply to subsequent events or transactions that are within the scope of other GAAP and did not result in significant changes in the subsequent events reported by the Company. ASC 855 became effective for interim or annual periods ending after June 15, 2009 and did not impact the Company’s consolidated financial statements. The Company evaluated for subsequent events through March 15, 2010, the issuance date of the Company’s financial statements.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company’s disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective as of December 31, 2009.

Management’s Annual Report on Internal Control over Financial Reporting

REMUDA INVESTMENT CORPORATION

REPORT OF MANAGEMENT

Management prepared, and is responsible for, the financial statements and the other information appearing in this annual report. The financial statements present fairly the Company’s financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. In preparing its financial statements, the Company includes amounts that are based on estimates and judgments that Management believes are reasonable under the circumstances. The Company’s financial statements have been audited by Paritz & Co, PA, an independent registered public accounting firm appointed by the Company’s Board of Directors. Management has made available to Paritz & Co., PA all of the Company’s financial records and related data, as well as the minutes of the stockholders’ and Directors’ meetings.

MANAGEMENT’S ASSESSMENT OF INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system was designed to provide reasonable assurance to the Company’s Management and Directors regarding the preparation and fair presentation of published financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

/S/ Robert M. Dunn
Robert M. Dunn
Chief Executive Officer

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None

PART III.

ITEM 10.               DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Position

Robert M. Dunn	58	Director, President and Secretary
Ronald C. Redd	67	Director, Treasurer

Robert M. Dunn became President, Secretary and a director of the Company in June 2009.  He is Chief Executive Officer of Remuda Investment Corporation.  Prior to Remuda, Mr. Dunn was President of Oxford Funding Corporation, a mortgage acquisition/resolution company; and for thirteen years was the President of San Felipe Companies, a commercial real estate brokerage and mortgage lending company. In addition, San Felipe also engaged in the sale of mortgage portfolios, as well as individual promissory notes typically secured by real estate. Prior to that he was a Senior Vice President of Oxford Funding Corporation where his responsibilities included sales activities for this secondary mortgage market. During twenty-one months with the company, Mr. Dunn participated in approximately $750 million in transactions and managed an in-house sales staff of up to twelve full-time sales professionals. He was licensed as a Certified Public Accountant in 1976, obtained his real estate broker’s license by the Texas Real Estate Commission in 1989 and his Mortgage Broker’s license by the Texas Savings and Loan Department in the year 2000. Mr. Dunn received his BBA in Finance from the University of Texas at Austin and his MS in Accountancy from the University of Houston.

Ronald C. Redd became Treasurer and a director of the Company in June 2009.  He is Chief Financial Officer of Remuda Investment Corporation.  Prior to Remuda, Mr. Redd was CEO of Oxford Funding Corporation, a mortgage acquisition/resolution company; and for eleven years was the principal and President of Huntington Financial Corporation. The company originated both commercial and residential mortgage loans and was engaged in the sale of mortgage portfolios and individual promissory notes secured by real estate; real estate development; new construction and rehabilitation of primarily single family homes purchased at a discount. Prior to that he was a Senior Vice President of Oxford Funding Corporation and had the responsibility for this secondary mortgage marketing company's portfolio acquisitions. Mr. Redd was promoted to President in January 1992.  During his two years with the company, the firm purchased and marketed approximately $750 million in various loan portfolios. Mr. Redd was specifically charged with due diligence, formulating bid prices and closings. Mr. Redd has received his Real Estate Brokers License from the Texas Real Estate Commission and his Mortgage Brokers License from the Texas Savings and Loan Department. Mr. Redd has a BS in Business Administration and Economics from Stephen F. Austin State University.

Messrs. Dunn and Redd devote less than 25% of their business time to the affairs of the Company.  The time Messrs. Dunn and Redd spend on the business affairs of the Company varies from week to week and is based upon the needs and requirements of the Company.

Audit Committee and Audit Committee Financial Expert

We do not currently have an audit committee financial expert, nor do we have an audit committee.  Our entire board of directors, which currently consists of Messrs. Dunn and Redd, handles the functions that would otherwise be handled by an audit committee.  We do not currently have the capital resources to pay director fees to a qualified independent expert who would be willing to serve on our board and who would be willing to act as an audit committee financial expert.  As our business expands and as we appoint others to our board of directors we expect that we will seek a qualified independent expert to become a member of our board of directors.  Before retaining any such expert our board would make a determination as to whether such person is independent.

Section 16(a) Beneficial Ownership Reporting Compliance.

Section 16(a) of the Securities Act of 1934 requires the Company's officers and directors, and greater than 10% stockholders, to file reports of ownership and changes in ownership of its securities with the Securities and Exchange Commission. Copies of the reports are required by SEC regulation to be furnished to the Company. Based on management's review of these reports during the fiscal year ended December 31, 2009, all reports required to be filed were filed on a timely basis.

Code of Ethics

Our board of directors has adopted a code of ethics that our officers, directors and any person who may perform similar functions is subject to.  Currently Messrs. Dunn and Redd are our only officers and directors, therefore, they are the only persons subject to the Code of Ethics.  If we retain additional officers in the future, they would become subject to the Code of Ethics.  The Code of Ethics does not indicate the consequences of a breach of the code.  If there is a breach, the board of directors would review the facts and circumstances surrounding the breach and take action that it deems appropriate, which action may include dismissal of the employee who breached the code.  Currently, since Messrs. Dunn and Redd serve as the only directors and officers, They are responsible for reviewing their own conduct under the Code of Ethics and determining what action to take in the event of his own breach of the Code of Ethics.

ITEM 11.  EXECUTIVE COMPENSATION.

No past officer or director of the Company has received any compensation and none is due or payable.  Our only officers and directors, Messrs. Dunn and Redd, do not receive any compensation for the services they render to the Company, have not received compensation in the past, and are not accruing any compensation pursuant to any agreement with the Company.  We currently have no formal written salary arrangement with either of our officers. Messrs. Dunn and Redd may receive a salary or other compensation for services that they provide to the Company in the future.  No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of the Company’s employees.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2009 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Accelerated Venture Partners, LLC	3,000,000	12.76%
1840 Gateway Drive, Suite 200
Foster City, CA 94404

Robert M. Dunn	10,250,000	43.62%
1330 Post Oak Blvd., Suite 1600 Houston, TX 77056

Ronald C. Redd	10,250,000	43.62%
1330 Post Oak Blvd., Suite 1600 Houston, TX 77056

Officers and directors as a group (two persons)	20,500,000	82.23%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2009.  All percentages for common stock are calculated based upon a total of 23,500,000 shares outstanding as of December 31, 2009, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2009.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Rransactions

At December 31, 2009, certain shareholders of the Company had made advances to the Company in the aggregate amount of $2,959, which represents amounts loaned to the Company to pay the Company's operating expenses.

Director Independence

As of June 5, 2009, Messrs. Dunn and Redd became the only directors of the Company. Messrs. Dunn and Redd are not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

ITEM 13.  EXHIBITS

Exhibit
Number	Description
31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

AUDIT FEES

The aggregate fees billed by our auditors, Paritz & Co., PA, for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2009 was approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2008 and review of our interim financial statements for the first, second and third quarters of 2008 was approximately $4,500.

AUDIT-RELATED FEES

During the last two fiscal years, no fees were billed or incurred for assurance or related services by our auditors that were reasonably related to the audit or review of financial statements reported above.

TAX FEES

There were no tax preparation fees billed for the fiscal years ender December 31, 2009 or 2008.

ALL OTHER FEES

During the last two fiscal years, no other fees were billed or incurred for services by our auditors other than the fees noted above. Our board, acting as an audit committee, deemed the fees charged to be compatible with maintenance of the independence of our auditors.

THE BOARD OF DIRECTORS PRE-APPROVAL POLICIES

We do not have a separate audit committee. Our full board of directors performs the functions of an audit committee. Before an independent auditor is engaged by us to render audit or non-audit services, our board of directors pre-approves the engagement. Board of directors pre-approval of audit and non-audit services will not be required if the engagement for the services is entered into pursuant to pre-approval policies and procedures established by our board of directors regarding our engagement of the independent auditor, provided the policies and procedures are detailed as to the particular service, our board of directors is informed of each service provided, and such policies and procedures do not include delegation of our board of directors' responsibilities under the Exchange Act to our management. Our board of directors may delegate to one or more designated members of our board of directors the authority to grant pre-approvals, provided such approvals are presented to the board of directors at a subsequent meeting. If our board of directors elects to establish pre-approval policies and procedures regarding non-audit services, the board of directors must be informed of each non-audit service provided by the independent auditor. Board of directors pre-approval of non-audit services, other than review and attest services, also will not be required if such services fall within available exceptions established by the SEC. For the fiscal year ended December 31, 2009, 100% of audit-related services, tax services and other services performed by our independent auditors were pre-approved by our board of directors.

Our board has considered whether the services described above under the caption "All Other Fees", which are currently none, is compatible with maintaining the auditor's independence.

The board approved all fees described above.

PART IV

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES

The following documents are filed as part of this 10-K:

1.  FINANCIAL STATEMENTS

The following documents are filed in Part II, Item 8 of this annual report on Form 10-K:

•	Report of Paritz & Co., PA, Independent Registered Certified Public Accounting Firm

•	Balance Sheets as of December 31, 2009 and 2008

•	Statements of Operations for the years ended December 31, 2009 and 2008 and the period from inception (February 15, 2008) to December 31, 2009 (audited)

•	Statements of Stockholders’ Deficit from inception (February 15, 2008) to December 31, 2009 (audited)

•	Statement of Cash Flows for the years ended December 31, 2009 and 2008 and the period from inception (February 15, 2008) to December 31, 2009 (audited)

•	Notes to Financial Statements (audited)

2.  FINANCIAL STATEMENT SCHEDULES

All financial statement schedules have been omitted as they are not required, not applicable, or the required information is otherwise included.

3.  EXHIBITS

The exhibits listed below are filed as part of or incorporated by reference in this report.

Exhibit No.	Identification of Exhibit

31.1.	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2.	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remuda Investment Corporation
(Registrant)

By
/s/ Robert M. Dunn

Robert M. Dunn
President, Chief Executive Officer,Principal Executive Officer and Director

Date
March 30, 2010

By
/s/ Ronald C. Redd

Ronald C. Redd
Treasurer, Chief Financial Officer,Principal Financial Officer and Director

Date
March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacity and on the date indicated.

By
/s/ Robert M. Dunn

Robert M. Dunn
President, Chief Executive Officer,Principal Executive Officer and Director

Date
March 30, 2010

By
/s/ Ronald C. Redd

Ronald C. Redd
Treasurer, Chief Financial Officer,Principal Financial Officer and Director

Date
March 30, 2010