Form 10-Q
period 2010-03-31
ACCELERATED ACQUISITIONS II INC
filed 2010-05-13
CIK 1430175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-53137

Remuda Investment Corporation
(formerly known as Accelerated Acquisitions II, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware
(State or other jurisdiction of incorporation or organization)

26-2012628
(I.R.S. Employer Identification Number)

1330 Post Oak Blvd., Suite 1600, Houston, TX 77056
(Address of Principal Offices)

(713) 975-9602
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,500,000 shares of common stock, par value $.0001 per share, outstanding as of May 1, 2010.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

REMUDA INVESTMENT CORPORATION

- INDEX -

REMUDA INVESTMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$6,469	$6,669
Shareholder advances	4,659	2.959

TOTAL LIABILITIES	$11,128	$9,628

STOCKHOLDER’SDEFICIT:
Preferred stock, $.001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.001 par value; 100,000,000 shares authorized; 23,500,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	2,350	2,350
Additional paid-in capital	7,700	7,700

Deficit accumulated during the development stage	(19,128)	(17,628)
Stock subscription receivable	(2,050)	(2,050)

TOTAL STOCKHOLDER’S DEFICIT	(11,128)	(9,628)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

See notes to unaudited financial statements.

REMUDA INVESTMENT CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Mos. Ended March 31, 2010	Three Mos. Ended March 31, 2009	Feb 15, 2008 (Inception) through March 31, 2010

Revenues	$-	$-	$-

Operating Expenses
General and administrative	1,500	1,750	19,128

Net Operating Expenses	1,500	1,750	19,128

Net Loss	$(1,500)	$(1,750)	$(19,128)

Basic earnings (loss) per share—Basic and Diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding	23,500,000	5,000,000

see notes to unaudited financial statements.

REMUDA INVESTMENT CORPORATION
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(unaudited)

	For the Three Months ended March 31, 2010	For the Cumulative Period from Inception (February 15, 2008) through March 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,500)	$(19,128)
Increase (decrease) in accounts payable	(200)	6,469
Net cash used by operating activities	(1,700)	(12,659)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from the issuance of common stock	-	10,050
Cancellation of common stock	-	(200)
Additional paid-in capital	-	200
Stock subscription receivable	-	(2,050)
Shareholder Advances	1,700	4,659
Net cash provided by financing activities	1,700	12,659

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	-	-

Cash and cash equivalents at beginning of period	-	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

See notes to unaudited financial statements.

REMUDA INVESTMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 1	-	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)            Organization and Business:

Remuda Investment Corporation (formerly known as Accelerated Acquisitions II, Inc.) (“the Company”) was incorporated in the state of Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. On August 14, 2009, the Company changed its name to Remuda Investment Corporation.  On September 1, 2009, the Company determined to change its business plan.   The Company now intends to invest in mortgage loans throughout the United States. The Company also intends to purchase performing, sub-performing and non-performing commercial and residential mortgages at discounts from face value, but there is no guarantee that it may be able to do so. The Company’s then intends to liquidate the mortgages.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)            Basis of Presentation

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The March 31, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)            Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $19,128, used cash from operations of $12,659 since its inception, and has negative working capital of $11,128 at March 31, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

(d)            Use of Estimates:

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

REMUDA INVESTMENT CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 2	-	INCOME TAXES:

The Company has incurred net operating losses since inception. The Company has not reflected any benefit of such net operating loss carry forward in the financial statements.

 In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income.

Based on the level of historical taxable losses and projections of future taxable income (losses) over the periods in which the deferred tax assets can be realized, management currently believes that it is more likely than not that the Company will not realize the benefits of these deductible differences. Accordingly, the Company has provided a valuation allowance against the gross deferred tax assets as follows:

	March 31, 2010	December 31, 2009
Gross deferred tax assets	6,500	6,000
Valuation allowance	(6,500)	(6,000)
Net deferred tax asset	—	—

As of March 31, 2010 $18,000 The federal net operating loss carryforwards expire in the tax years 2028 and  2029.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

 The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of March 31. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS:

In February 2010, the FASB issued amended guidance on subsequent events to alleviate potential conflicts between FASB guidance and SEC requirements. Under this amended guidance, SEC filers are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. This guidance was effective immediately and we adopted these new requirements for the period ended March 31, 2010. The adoption of this guidance did not have a material impact on our financial statements.

In February 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-08 (ASU 2010-08), Technical Corrections to Various Topics. This amendment eliminated inconsistencies and outdated provisions and provided the needed clarifications to various topics within Topic 815.  The amendments are effective for the first reporting period (including interim periods) beginning after issuance (February 2, 2010), except for certain amendments.  The amendments to the guidance on accounting for income taxes in a reorganization (Subtopic 852-740) should be applied to reorganizations for which the date of the reorganization is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  For those reorganizations reflected in interim financial statements issued before the amendments in this Update are effective, retrospective application is required.  The clarifications of the guidance on the embedded derivates and hedging (Subtopic 815-15) are effective for fiscal years beginning after December 15, 2009, and should be applied to existing contracts (hybrid instruments) containing embedded derivative features at the date of adoption.  The Company does not expect the provisions of ASU 2010-08 to have a material effect on the financial position, results of operations or cash flows of the Company.

REMUDA INVESTMENT CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-07 (ASU 2010-07), Not-for-Profit Entities (Topic 958): Not-for-Profit Entities: Mergers and Acquisitions.  This amendment to Topic 958 has occurred as a result of the issuance of FAS 164.  The Company does not expect the provisions of ASU 2010-07 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-06 (ASU 2010-06), Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements.  This amendment to Topic 820 has improved disclosures about fair value measurements on the basis of input received from the users of financial statements.  This is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early adoption is permitted.  The Company does not expect the provisions of ASU 2010-06 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-05 (ASU 2010-05), Compensation – Stock Compensation (Topic 718).  This standard codifies EITF Topic D-110 Escrowed Share Arrangements and the Presumption of Compensation.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-04 (ASU 2010-04), Accounting for Various Topics—Technical Corrections to SEC Paragraphs.

In January 2010, the FASB (Financial Accounting Standards Board) issued Accounting Standards Update 2010-03 (ASU 2010-03), Extractive Activities—Oil and Gas (Topic 932): Oil and Gas Reserve Estimation and Disclosures.  This amendment to Topic 932 has improved the reserve estimation and disclosure requirements by (1) updating the reserve estimation requirements for changes in practice and technology that have occurred over the last several decades and (2) expanding the disclosure requirements for equity method investments.  This is effective for annual reporting periods ending on or after December 31, 2009.  However, an entity that becomes subject to the disclosures because of the change to the definition oil- and gas- producing activities may elect to provide those disclosures in annual periods beginning after December 31, 2009.  Early adoption is not permitted.  The Company does not expect the provisions of ASU 2010-03 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued Accounting Standards Update 2010-02, Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary.  This amendment to Topic 810 clarifies, but does not change, the scope of current US GAAP.  It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP.  An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10).  For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160.  The Company does not expect the provisions of ASU 2010-02 to have a material effect on the financial position, results of operations or cash flows of the Company.

REMUDA INVESTMENT CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2010

NOTE 3	-	RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force).  This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis.  The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Remuda Investment Corporation (“we”, “our”, “us” or the “Company”) (formerly known as Accelerated Acquisitions II, Inc.) (“the Company”) was incorporated in the state of Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. On August 14, 2009, the Company changed its name to Remuda Investment Corporation.  On September 1, 2009, the Company determined to change its business plan.   The Company now intends to invest in mortgage loans throughout the United States. The Company also intends to purchase performing, sub-performing and non-performing commercial and residential mortgages at discounts from face value, but there is no guarantee that it may be able to do so. The Company’s then intends to liquidate the mortgages.

Results of Operations

For the three months ending March 31, 2010, the Company had no revenues and incurred general and administrative expenses of $1,500.

For the period from inception (February 15, 2008) through March 31, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(18,678), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in March 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $0 and had current liabilities of $11,128 as of March 31, 2010.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 15, 2008) through March 31, 2010

Operating activities	$(12,659)
Investing activities	-
Financing activities	$12,659

Net effect on cash	$-

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of March 31, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the first quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the Company’s management, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Remuda Investment Corporation

By
/s/ Robert M. Dunn

Robert M. Dunn
President, Chief Executive Officer, Principal Executive Officer and Director

Date
May 12, 2010

By
/s/ Ronald C. Redd

Ronald C. Redd
Treasurer, Chief Financial Officer, Principal Financial Officer and Director

Date
May 12, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.