Form 10-Q
period 2010-09-30
ACCELERATED ACQUISITIONS II INC
filed 2010-11-18
CIK 1430175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large Accelerated	Accelerated	Non-Accelerated Filer	Smaller Reporting
Filer	Filer ☐	☐ (Do not check if a	Company
☐		smaller reporting	☑
company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 23,500,000 shares of common stock, par value $.0001 per share, outstanding as of November 1, 2010.

Transitional Small Business Disclosure Format (Check one):       Yes ☐       No ☒

REMUDA INVESTMENT CORPORATION

- INDEX -

		Page(s)
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements (unaudited):

	Balance Sheets as of September 30, 2010 and December 31, 2009	F-1

	Statements of Operations for the three and nine months ended September 30, 2010 and September 30, 2009 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2010	F-2

	Statements of Cash Flows for the nine months ended September 30, 2010, September 30, 2009 and for the Cumulative Period from Inception (February 15, 2008) to September 30, 2010	F-3

	Notes to Financial Statements	F-4 – F-7

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	3

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	4

Item 4T. Controls and Procedures		4

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	5

Item 1A.	Risk Factors	5

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	5

Item 3.	Defaults Upon Senior Securities	5

Item 4.	(Removed and Reserved)	5

Item 5.	Other Information	5

Item 6.	Exhibits	6

Signatures		6

REMUDA INVESTMENT CORPORATION
(A Development Stage Company)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents,	$-	$-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER’S DEFICIT

CURRENT LIABILITIES
Accrued expenses	$2,230	$6,669
Shareholder advances	14,128	2.959

TOTAL LIABILITIES	$16,358	$9,628

STOCKHOLDER’SDEFICIT:
Preferred stock, $.0001 par value; 10,000,000 shares authorized; none issued and outstanding		-
Common stock, $.0001 par value; 100,000,000 shares authorized; 23,500,000 shares issued and outstanding at September 30, 2010 and December 31, 2009	2,350	2,350
Additional paid-in capital	7,700	7,700

Deficit accumulated during the development stage	(24,358)	(17,628)
Stock subscription receivable	(2,050)	(2,050)

TOTAL STOCKHOLDER’S DEFICIT	(16,358)	(9,628)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$-	$-

See notes to unaudited financial statements.

REMUDA INVESTMENT CORPORATION
(A Development Stage Company)
Statements of Operations
(Unaudited)

	Three Months ended September 30		Nine Months ended September 30,		Cumulative from Feb 15, 2008 (Inception) to September 30,
	2010	2009	2010	2009	2010
Revenues	$-	$-	$-	$-	$-

Operating Expenses
General and administrative	2,615	1,304	6,730	5,089	24,358

Net Operating Expenses	2,615	1,304	6,730	5,089	24,358

Net Loss	$(2,615)	$(1,304)	$(6,730)	$(5,089)	$(24,358)

PER SHARE INFORMATION:
Basic and diluted, net loss per share	$(.00)	$(.00)	$(.00)	$(.00)

Basic and diluted, weighted average shares outstanding	23,500,000	5,000,000	23,500,000	5,000,000

See notes to unaudited financial statements

REMUDA INVESTMENT CORPORATION
A Development Stage Company
STATEMENTS OF CASH FLOWS
(unaudited)
	For the Nine Months ended September 30, 2010	For the Nine Months Ended September 30, 2009	For the Cumulative Period from Inception (Feb 15, 2008) through September 30, 2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(6,730)	$(5,089)	$(24,358)
Increase (decrease) in accounts payable	(4,439)	1,439	2,230
Net cash used in operating activities	(11,169)	(3,650)	(22,128)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock		-	8,000
Shareholder advances	11,169	3,650	14,128
Net cash provided by financing activities	11,169	3,450	22,128

NET INCREASE IN CASH AND CASH EQUIVALENTS	-	-	-

Cash and cash equivalents at beginning of period	-	691	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$691	$-

SUPPLEMENTAL DISCLOSURES:
Cash paid during the period:
Income taxes	-	-	-
Interest expense	-	-	-

Noncash investing and financing activities:
Proceeds from the issuance of common stock	-	-	10,050
Cancellation of common shares	-	-	(200)
Additional paid-in capital	-	-	200
Stock subscription receivable	-	-	(2,050)

See notes to unaudited financial statements.

REMUDA INVESTMENT CORPORATION
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
SEPTEMBER 30, 2010

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

The accompanying Interim Financial Statements are unaudited and have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulations S-K.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statement presentation. In the opinion of management, all adjustments for a fair statement of the results and operations and financial position for the interim periods presented have been included.  All such adjustments are of a normal recurring nature. The financial information should be read in conjunction with the Financial Statements and notes thereto included in the Company’s Form 10-K Annual Report for the year ended December 31, 2009 and the Company’s Registration Statement on Form 10. The September 30, 2010 consolidated financial statements presented herein may not be indicative of the results of the Company for the year ending December 31, 2010.

(c)	Going Concern

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $24,358, used cash from operations of $22,128 since its inception, and has negative working capital of $16,358 at September 30, 2010. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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
SEPTEMBER 30, 2010

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

	September 30, 2010	December 31, 2009

Gross deferred tax assets	7,307	6,000
Valuation allowance	(7,307)	(6,000)
Net deferred tax asset	—	—

As of September 30, 2010,  $24,360 federal net operating loss carryforwards expire in the tax years 2028 and  2029.

Federal tax laws impose significant restrictions on the utilization of net operating loss carryforwards and research and development credits in the event of a change in ownership of the Company, as defined by the Internal Revenue Code Section 382. The Company’s net operating loss carryforwards and research and development credits may be subject to the above limitations.

The relevant FASB standard resulted in no adjustments to the Company’s liability for unrecognized tax benefits. As of both the date of adoption and as of September 30. 2010 there were no unrecognizable tax benefits. Accordingly, a tabular reconciliation from beginning to ending periods is not provided. The Company will classify any future interest and penalties as a component of income tax expense if incurred. To date, there have been no interest or penalties charged or accrued in relation to unrecognized tax benefits.  The Company is subject to federal and state examinations for the year 2008 forward. There are no tax examinations currently in progress.

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
SEPTEMBER 30, 2010

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
SEPTEMBER 30, 2010

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

Results of Operations

For the three months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $2,615, compared to no revenues and general and administrative expenses of $1,304 for the corresponding period of 2009.

For the nine months ending September 30, 2010, the Company had no revenues and incurred general and administrative expenses of $6,730, compared to no revenues and general and administrative expenses of $5,0895 for the corresponding period of 2009.

For the period from inception (February 15, 2008) through September 30, 2010, the Company had no activities that produced revenues from operations and had a net loss of $(24,358), due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company and the filing of the Company’s Registration Statement on Form 10 filed in March 2008 and other SEC-related compliance matters.

Liquidity and Capital Resources

As of September 30, 2010, the Company had assets equal to $0 and had current liabilities of $116,358.

The following is a summary of the Company's cash flows from operating, investing, and financing activities:

For the Cumulative Period from Inception (February 15, 2008) through September 30, 2010

Operating activities	$(22,128)
Investing activities	-
Financing activities	$22,128

Net effect on cash	$-

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

ITEM 4T.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of September 30, 2010. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that our disclosure and controls are designed to ensure that information required  to  be disclosed by us in the reports that we file or submit under the Exchange Act is  accumulated and communicated to our management, including our principal executive officer and principal  financial  officer,  or  persons performing  similar  functions,  as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls over financial reporting that occurred during the third quarter of fiscal 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

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
November 13, 2010

By
/s/ Ronald C. Redd

Ronald C. Redd
Treasurer, Chief Financial Officer, Principal Financial Officer and Director

Date
November 13, 2010

EXHIBIT INDEX

Exhibit No.	Description

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.