Form 10-K
period 2010-12-31
ACCELERATED ACQUISITIONS II INC
filed 2011-03-30
CIK 1430175

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-53137

Remuda Investment Corporation
(fka Accelerated Acquisitions II, Inc.)
(Exact name of registrant as specified in its charter)

Delaware	26-2012628
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1330 Post Oak Blvd., Suite 1600
Houston, TX 77056

  (Address of principal executive offices)
(713) 975-9602

 (Registrant’s telephone number, including area code)

  Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share

  (Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter (June 30, 2010)—No market for common equity at such date.

State the number of shares outstanding of the registrant's $.0001 par value common stock as of the close of business on the latest practicable date (March 21, 2011):  23,500,000

Documents incorporated by reference: None.

TABLE OF CONTENTS

PART I

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Remuda Investment Corporation (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

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

Item 4. [Removed and Reserved]

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $0.001 per share (the “Common Stock”).  The Common Stock is not listed on a publicly-traded market.  As of March 21, 2011, there were 23,500,000 shares of Common Stock issued and outstanding by three holders of record of the Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”).  The Company has not yet issued any of its preferred stock.

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

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the year ended December 31, 2010.

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

Liquidity and Capital Resources

As of December 31, 2010, the Company had a total of $0.  The Company had $3,345 current liabilities as of December 31, 2010.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the year ended December 31, 2010.

Year Ended December 31, 2010
Net Cash (Used in) Operating Activities	$(12,669)
Net Cash (Used in) Investing Activities	-
Net Cash Provided by Financing Activities	$12,669
Net Increase (Decrease) in Cash and Cash Equivalents	$-

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

Results of Operations

The Company has not conducted any active operations since inception. No revenue has been generated by the Company from February 15, 2008 (Inception) to December 31, 2010.  It is unlikely the Company will have any revenues until it commences operations, the date of such commencement at this time being uncertain.  There is no guarantee that the Company will ever commence operations.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to commence operations consistent with its business plan.

Twelve Months Ended December 31, 2010 Compared to December 31, 2009

The following table summarizes the results of our operations during the fiscal years ended December 31, 2009 and 2008, respectively, and provides information regarding the dollar and percentage increase or (decrease) from the current 12-month period to the prior 12-month period:

Line Item	12/31/10 (audited)	12/31/09 (audited)	Increase (Decrease)	Percentage Increase (Decrease)

Revenues	$0	$0	$0	0.00%
Operating expenses	$9,345	6,792	2,553	37.6%
Net loss	$(9,345)	(6,792)	2,553	37.6%
Loss per share of common stock	(0.00)	(0.00)	0.00	0.00%

We recorded a loss of $9,345 for the fiscal year ended December 31, 2010 as compared with a net loss of $6,792 for the fiscal year ended December 31, 2009.

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

REMUDA INVESTMENT CORPORATION
A DEVELOPMENT STAGE COMPANY
DECEMBER 31, 2010

TABLE OF CONTENTS

Page(s)

Reports of Independent Registered Public Accounting firm	F – 2

Financial Statements:

Balance Sheets as of December 31, 2010 and December 31, 2009	F - 3

Statement of Operations for the years ended December 31, 2010 and December 31, 2009 and the Cumulative Period from Inception (February 15, 2008) through December 31, 2010	F – 4

Statement of Stockholder’s Deficiency for the Cumulative Period from Inception (February 15, 2008) through December 31, 2010	F - 5

Statement of Cash Flows for the year ended December 31, 2010 and December 31, 2009 and the Cumulative Period from Inception (February 15, 2008) through December 31, 2010	F - 6

Notes to Financial Statements	F – 7 to F - 9

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
REMUDA INVESTMENT CORPORATION

We have audited the accompanying balance sheet of Remuda Investment Corporation (a development stage company) as of December 31, 2010 and December 31, 2009 and the related statements of operations, stockholder's deficiency and cash flows for the cumulative period from Inception (February 15, 2008) through December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Remuda Investment Corporation (a development stage company) as of December 31, 2010 and the results of its operations and its cash flows for the cumulative period from (February 15, 2008) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has a net accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Co. P.A.

Hackensack, NJ
March 30, 2011

Remuda Investment Corporation

(A Development Stage Company)

Balance Sheets

	December 31, 2010	December 31, 2009
ASSETS
Current assets
Cash	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES & STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$3,345	$6,669
Shareholder advances	15,628	2,959

Total current liabilities	18,973	9,628

Total liabilities	18,973	9,628

Stockholders’ deficit
Preferred stock, par value $0.001, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	-	-
Common stock, par value $0.001, 100,000,000 shares authorized, 23,500,000 shares issued and outstanding at December 31, 2010 and December 31, 2009, respectively	2,350	2,350
Additional paid-in capital	7,700	7,700
Deficit accumulated during the development stage	26,973)	(17,628)
	(16,923)
Stock subscription receivable	(2,050)	(2,050)
Total stockholders’ deficit	(18,973)	(9,628)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

Remuda Investment Corporation

(A Development Stage Company)

Statements of Operations

			Accumulated from Inception
	Year Ended December 31, 2010	Year Ended December 31, 2009	(February 15, 2008) to December 31, 2010
Revenue	$-	$-	$-

Expenses:
General and administrative	9,345	6,792	26,973

Total operating expenses	9,345	6,792	26,973

Net loss	$(9,345)	$(6,792)	$(26,973)

Net loss per common share	$(0.00)	$(0.00)

Weighted average number of common shares	23,500,000	23,500,000

The accompanying notes are an integral part of these financial statements.

Remuda Investment Corporation

(A Development Stage Company)

Statement of Stockholders’ Deficit

	Preferred Shares	Preferred Amount	Common Shares	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Development Stage	Total

Balance – February 15, 2008 (Date of Inception)	-	$-	-	$-	$-	$-	$-

Common stock sold for cash	-	-	5,000,000	500	7,500	-	8,000

Net loss	-	-	-	-	-	(10,836)	(10,836)

Balance at December 31, 2008	-	-	5,000,000	500	7,500	(10,836)	(2,836)

Issuance of common stock	-	-	20,500,000	2,050	-	-	2,050

Cancellation of common stock	-	-	(2,000,000)	(200)	200	-	-

Stock subscription receivable	-	-	-	-	-	-	(2,050)

Net loss	-	-	-	-	-	(6,792)	(6,792)

Balance – December 31, 2009	-	$-	23,500,000	$2,350	$7,700	$(17,628)	$(9,628)

Net loss	-	-	-	-	-	(9,345)	(9,345)

Balance – December 31, 2010)	-	$-	23,500,000	$2,350	$7,700	$(26,973)	$(18,973)

The accompanying notes are an integral part of these financial statements.

Remuda Investment Corporation

(A Development Stage Company)

Statements of Cash Flows

			Accumulated from Inception
	Year Ended December 31, 2010	Year Ended December 31, 2009	(February 15, 2008) to December 31, 2010
Cash flows relating to operating activities
Net loss	$(9,345)	$(6,792)	$(26,973)
Changes in operating assets and liabilities:
Increase (decrease) in accounts payable	(3,324)	3,142	3,345

Net cash used in operating activities	(12,669)	(3,650)	(23,628)

Cash flows relating to financing activities
Shareholder advances	12,669	2,959	15,628
Additional paid-in capital	-	200	200
Proceeds from issuance of common stock	-	2,050	10,050
Cancellation of common stock	-	(200)	(200)
Stock subscription receivable	-	(2,050)	(2,050)

Net cash provided by financing activities	12,669	2,959	23,628

NET (DECREASE) INCREASE IN CASH	-	(691)	-
Cash, beginning of period	-	691	-

Cash, end of period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

REMUDA INVESTMENT CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010

NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)	Organization and Business:

Remuda Investment Corporation (f/k/a Accelerated Acquisitions II, Inc.) (“the Company”) was incorporated in the state of Delaware on February 15, 2008 for the purpose of raising capital that is intended to be used in connection with its business plan which may include a possible merger, acquisition or other business combination with an operating business. On August 14, 2009, the Company changed its name to Remuda Investment Corporation.  On September 1, 2009, the Company determined to change its business plan.   The Company now intends to invest in mortgage loans throughout the United States. The Company also intends to purchase performing, sub-performing and non-performing commercial and residential mortgages at discounts from face value, but there is no guarantee that it may be able to do so. The Company’s then intends to liquidate the mortgages.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business.  As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $26,973, used cash from operations of $23,628 since its inception, and has a negative working capital of $18,973 at December 31, 2010.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  The Company’s ability to continue as a going concern is also dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company.  Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.  These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might arise as a result of this uncertainty.

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

For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents. There were no cash equivalents at December 31, 2010.

(e)	Income Taxes:

REMUDA INVESTMENT CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010

NOTE 1    -    ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
                        (Continued):

The Company utilizes the liability method of accounting for income taxes.  Under the liability method deferred tax assets and liabilities are determined based on the differences between financial reporting basis and the tax basis of the assets and liabilities and are measured using enacted tax rates and laws that will be in effect, when the differences are expected to reverse.

(e)	Income Taxes (continued):

	2010	200
Deferred Tax assets:
Net operating loss carry forwards	$26,973	$17,628

Gross deferred tax asset	9,441	6,170

Less: Valuation allowance	(9,441)	(6,170)

Gross deferred tax asset	$-	$-

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

As of December 31, 2010, the Company has federal and state net operating loss carry forwards of $26,973. The federal and state net operating loss carry forwards will begin to expire in 2030. The Company’s ability to utilize net operating loss carry forwards may be limited in the event that a change in ownership, as defined in the Internal Revenue Code, occurs in the future.

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

REMUDA INVESTMENT CORPORATION
A Development Stage Company
NOTES TO FINANCIAL STATEMENTS
 DECEMBER 31, 2010

NOTE 2    -    CAPITAL STOCK:

The total number of shares of capital stock which the Company shall have authority to issue is 110,000,000. These shares are divided into two classes with 100,000,000 shares designated as common stock at $.001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.001 par value (the “Preferred Stock”).  The Preferred stock of the Company may be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

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

NOTE 3   -   NEW ACCOUNTING PRONOUNCEMENTS

From time to time, new accounting pronouncements are issued by the Financial Accounting Standards Board or other standard setting bodies that may have an impact on the Company’s accounting and reporting. The Company believes that such recently issued accounting pronouncements and other authoritative guidance for which the effective date is in the future either will not have an impact on its accounting or reporting or that such impact will not be material to its financial position, results of operations, and cash flows when implemented

NOTE 4    -    SUBSEQUENT EVENTS:

The Company has evaluated all subsequent events through March 30, 2011, the date the financial statements were issued, and no additional items were noted that need to be disclosed.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures. The Company's Management under the supervision and with the participation of the Principal Executive Officer and the Principal Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the Exchange Act) for the Company. Based on their evaluation of the Company's disclosure controls and procedures as of December 31, 2010, the Company's Management has concluded that the Company's disclosure controls and procedures were not effective due to the lack of segregation of duties to ensure that the information required to be disclosed by the Company under the Exchange Act was recorded, processed, summarized and reported within the time periods specified in the Exchange Act and accumulated and communicated to the Company's Management, including the Principal Executive Officer and the Principal Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting. During the last quarter of the Company's fiscal year ended December 31, 2010, there were no changes in the Company's internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Limitations on the Effectiveness of Controls. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. The Company's disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Principal Executive Officer and the Principal Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

Item 9B. Other Information.

None.

PART III

Item 10.               Directors, Executive Officers and Corporate Governance

Set forth below is the name of our sole director and executive officer, his age, all positions and offices that he held with us, the period during which he has served as such, and his business experience during at least the last five years.

Name	Age	Position

Robert M. Dunn	59	Director, President and Secretary
Ronald C. Redd	68	Director, Treasurer

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

Item 12.  Security Ownership of Certain beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding beneficial stock ownership as of December 31, 2001 of (i) all persons known to us to be beneficial owners of more than 5% of our outstanding common stock; (ii) each director of our company and our executive officers, and (iii) all of our officers and directors as a group.  Each of the persons in the table below has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them, except as otherwise indicated.

Name	Number of Shares Beneficially Owned(1)	Percent of Outstanding Shares(1)
Accelerated Venture Partners, LLC	3,000,000	12.76%
1840 Gateway Drive, Suite 200
Foster City, CA 94404

Robert M. Dunn	10,250,000	43.62%
1330 Post Oak Blvd., Suite 1600 Houston, TX 77056

Ronald C. Redd	10,250,000	43.62%
1330 Post Oak Blvd., Suite 1600 Houston, TX 77056

Officers and directors as a group (two persons)	20,500,000	87.23%

(1)
For the purposes of this table, a person is deemed to have “beneficial ownership” of any shares of capital stock that such person has the right to acquire within 60 days of December 31, 2010.  All percentages for common stock are calculated based upon a total of 23,500,000 shares outstanding as of December 31, 2010, plus, in the case of the person for whom the calculation is made, that number of shares of common stock that such person has the right to acquire within 60 days of December 31, 2010.

Item 13.  Certain Relationships and Related Transactions and Director Independence

Certain Relationships and Related Transactions

At December 31, 2010, certain shareholders of the Company had made advances to the Company in the aggregate amount of $15,628, which represents amounts loaned to the Company to pay the Company's operating expenses.

Director Independence

As of June 5, 2009, Messrs. Dunn and Redd became the only directors of the Company. Messrs. Dunn and Redd are not considered "independent" in accordance with rule 4200(a)(15) of the NASDAQ Marketplace Rules. We are currently traded on the Over-the-Counter Bulletin Board. The Over-the-Counter Bulletin Board does not require that a majority of the board be independent.

Item 14.  Principal Accounting Fees and Services

Paritz & Co., P.A. (“Paritz”) is the Company's independent registered public accounting firm.

Audit Fees

The aggregate fees billed by our auditors, Paritz & Co. P.A., for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2010 and review of our interim financial statements for the first, second and third quarters of 2011 was approximately $4,500. The aggregate fees billed by our auditors for professional services rendered for the audit of our annual financial statements for fiscal year ended December 31, 2009 and review of our interim financial statements for the first, second and third quarters of 2010 was approximately $4,500.

Audit-Related Fees

There were no fees billed or to be billed for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal year ended December 31, 2010 and for the period from February 15, 2008 (Inception) to December 31, 2010.

Tax Fees

There were no fees billed or to be billed for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended December 31, 2010 and December 31, 2009.

All Other Fees

There were no fees billed or to be billed for other products and services for the fiscal years ended December 31, 2010 and December 31, 2009.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Dated: March 30, 2011	REMUDA INVESTMENT CORPORATION

	By:	/s/ Robert M. Dunn
Robert M. Dunn
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: March 30, 2011	By:	/s/ Ronald C. Redd
Ronald C. Redd
Treasurer and Chief Financial Officer
Principal Financial Officer

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: March 30, 2011	REMUDA INVESTMENT CORPORATION

	By:	/s/ Robert M. Dunn
Robert M. Dunn
President and Director
Chief Executive Officer
Principal Executive Officer

Dated: March 30, 2011	By:	/s/ Ronald C. Redd
Ronald C. Redd
Treasurer and Chief Financial Officer
Principal Financial Officer